Form 10-K
period 2003-09-30
BIG SKY INDUSTRIES II INC
filed 2008-12-30
CIK 1121812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File 0-32069

Big Sky Industries II, Inc.

 (Exact name of registrant as specified in its charter)

Florida	59-3646900
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
7557 West Sand Lake Road, Suite 153, Orlando, Florida 32819 (Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (407)-538-5902 Securities registered pursuant to Section 12(b) of the Act:
Title of each class None	Name of each Exchange on which registered None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  [  ]        No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes [  ]        No ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [  ]           No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).

Yes ☒    No [  ]

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $50 (50,000 shares at $.001 per share).

The number of shares of the registrant’s common stock outstanding as of December 21, 2008 was 1,050,000.

PART I

Item 1.

Business

Forward-Looking Statements

This Report on Form 10-K contains statements that plan for or anticipate the future. Forward-looking statements include statements about our future business plans and strategies, and most other statements that are not historical in nature.  In this report, forward-looking statements are generally identified by the words “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like. Because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied.  For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include:

•

Changes in general economic and business conditions affecting our Company;

•

Legal or policy developments that diminish the appeal of our Company; and

•

Changes in our business strategies.

The Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for similar statements by existing public companies, does not apply to our Company.

Our Business Development

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

Presently, our Company conducts no business operations. We are in the process of bringing our Company’s periodic and other filings current with the Securities and Exchange Commission.

Our Business

We intend to serve as a corporate vehicle that will seek to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (“Target Business”) that desires to employ our Company to become a publicly traded corporation that reports under the Securities Exchange Act of 1934 (“Exchange Act”). Essentially, other than described herein, we do not engage in any substantive commercial business or other business operations. We face special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. We are in our development stage.

Our present officer and director is our only employee, and he devotes a minimal amount of his time to our business. We have no full time employees.  We expect to use consultants, attorneys and accountants as necessary, and do not anticipate a need to engage any full-time employees while we are seeking and evaluating Target Businesses.  Our need for employees and their availability will be addressed in connection with the decision whether or not to consummate a specific Business Combination.

We intend to seek potential business opportunities and effectuate a Business Combination with a Target Business with significant growth potential that, in the opinion of management, could provide a profit to our Company and our stockholders. We may effect a Business Combination with a Target Business that may be financially unstable or in its early stages of development or growth.  We will not restrict our search to any specific business, industry or geographical location, and we may participate in a business venture of virtually any kind or nature. Our present affiliates may become involved in the management of the Target Business and/or may hire qualified but as yet unidentified individuals to manage such Target Business. Presently, we have no plan, proposal, agreement, understanding or arrangement to effect a Business Combination with any Target Business, and we have not identified any specific business or company for investigation and evaluation.

We encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience in connection with identifying and effecting Business Combinations directly or through affiliates. Many of these competitors possess greater financial, marketing, technical, personnel and other resources than we do and we cannot assure you that we will have the ability to compete successfully. Our financial resources are limited in comparison to those of many of our competitors. This inherent competitive limitation could compel us to select certain less attractive acquisition prospects.  We cannot assure you that such prospects will permit us to meet our stated business objectives. Our limited funds and lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a Target Business before we commit our resources thereto.

We cannot presently ascertain with any degree of certainty the time and costs required to select and evaluate a Target Business (including conducting a due diligence review) and to structure and complete a Business Combination (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and state “blue sky” and corporation laws).

Until we raise sufficient capital and/or complete a Business Combination, our Company does not expect to meet its current capital requirements for the next twelve months; and we cannot assure you that even if we raise sufficient capital and complete a Business Combination, that we will ever meet any of our capital requirements.

Our Company must generate additional resources to enable us to pay our obligations as they come due, and our Company must ultimately implement a new business plan and achieve profitable operations.  We cannot assure you that we will be successful in any of these activities.  Should any of these events not occur, our financial condition will be materially adversely affected. If our Company remains dormant, we will need to raise additional capital to meet our current capital requirements for the next twelve months.

If we consummate a Business Combination with a Target Business which operates in an industry which is regulated or licensed by federal, state or local authorities, compliance with such regulations could be a time-consuming and expensive process.

Employees

Our present officer and director is our only employee, and he devotes minimal time to our business. We have no full-time employees. We expect to use consultant, attorneys and accountants as necessary, and do not anticipate a need to engage any full-time employees while we are seeking and evaluating Target Businesses.

Facilities

Presently, our executive and business office is located at 7557 West Sand Lake Road, Suite 153, Orlando, Florida 32819. We believe this office space is adequate to serve our present needs.

Government Regulations

During the period covered by this report, our business was not subject to direct regulation by any domestic or foreign governmental agency, other than regulations generally applicable to businesses, and we believe that we have complied with these laws and regulations in all material respects.

Item 1A.

Risk Factors

The purchase of shares of capital stock of our Company involves many risks.  A prospective investor should carefully consider the following risk factors before making a decision to purchase any such shares:

We have a limited operating history and a history of losses.

Our Company has no current operations and, as such, may not be able to overcome unanticipated difficulties that may be encountered related to the implementation of its business plan. Our Company has a limited operating history, limited revenue from operations and a history of losses. In addition, because our Company currently has no operations, our Company faces all of the risks inherent with a start-up business, including the possibility that our Company cannot complete a Business Combination with a Target Business that is viable. We cannot assure you that if our Company identifies and completes a Business Combination with a Target Business that such business will ever be profitable. Our Company may also face unforeseen problems, difficulties, expenses or delays in implementing its business plan.

We need to obtain additional funds to continue with our business.

We need to obtain additional funds to continue with our business to fund general and administrative expenses and periodic reporting requirements, and we cannot assure you that such funds will be available, or will be available on favorable terms. Failure to secure needed funds will directly impact our Company’s ability to maintain its reporting status, and potentially, the corporate entity itself. While management has dedicated itself to the efforts to secure needed funds, the outcome and ultimate success of those efforts is uncertain.

Investing in our stock is highly speculative and an investor could lose some or the entire amount invested.

Our business plan is highly speculative and, therefore, an investor in our common stock may lose his or her entire investment. The value of our common stock may decline and may be affected by numerous market conditions, which could result in the loss of some or the entire amount invested in our common stock. The securities markets frequently experience extreme price and volume fluctuations that affect market prices for securities of companies in general, and very small capitalization companies in particular.

The cost of maintaining our reporting obligations is high compared to our available cash.

Our Company is obligated to maintain its periodic public filings and public reporting requirements, on a timely basis, to remain a public company and maintain its tradeability on the over-the-counter markets. In order to meet these obligations, our Company will need to continue to raise capital. If adequate funds are not available to our Company, it will be unable to comply with those requirements and could cease to be qualified to have its stock traded in the public market. Our Company has a history of delinquencies in its filing obligations with the Securities and Exchange Commission.

 Our stockholders face potential dilution in any new financing.

Any additional equity that our Company raises would dilute the interest of the current stockholders and any persons who may become stockholders before such financing. Such dilution in any financing of a meaningful amount, could be substantial.

If we complete a Business Combination with a Target Business, we will be dependent upon market acceptance and competitive factors.

The success of any Target Business we complete a Business Combination with will be highly dependent upon, among other things, gaining market acceptance from customers that will use our Target Business’ products and services. More specifically, these factors include, among other things, how well its products or services perform (ease of implementation, ease of use by customers, reliability, and scope of products and services), competitive forces, the level of consumer demand for products and services offered, the selling prices of its products and services, and the effectiveness of our marketing activities.

Our Manager Controls our Company’s Affairs and Operations and We have No Disinterested Members of our Board of Directors.

Our management owns in excess of 95% of the issued and outstanding shares of our common stock.  Our Company’s articles of incorporation do not provide for cumulative voting for the election of directors. Consequently, even if additional shares of our common stock are issued, so long as management continues to own in excess of 50% of our issued and outstanding shares of common stock, management can elect all of our directors, appoint officers and otherwise control our affairs and operations. Further, our board of directors currently has no formal committees, such as a compensation committee or an audit committee, and most likely will not form such committees until some time after the consummation of a Business Combination.

Potential Securities Sales by Affiliate Shareholders.

Mr. Chimelis may actively negotiate or otherwise consent to the purchase of a portion of his Common Stock as a condition to, or in connection with, a Business Combination.  In this process, Mr. Chimelis may consider his own personal pecuniary benefit rather than the best interests of our other shareholders, if any, and the other Company shareholders are expected to be afforded the opportunity to approve or consent to any particular stock buy-out transaction.

No Public Trading Market for Our Company’s Securities exists and We Cannot Assure You That a Public Trading Market Will Develop.

No public trading market for our Common Stock exists.  We cannot assure you that a regular trading market will develop for the shares of our Common Stock or that, if developed, any such market will be sustained. Trading of our Common Stock will likely be conducted through what is customarily known as the Over-The-Counter Bulletin Board. Any market for our Common Stock which may result will likely be less well developed than if the Common Stock were traded on the NASDAQ or an exchange.

Rules related to low-priced equity securities may make it harder for you to sell our common stock.

Our Company’s securities, if and when available for trading, will likely be subject to the SEC’s rules that regulate broker-dealer practices in connection with transactions in “penny stocks”. These rules regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks are defined by law generally as equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules place additional responsibilities on broker-dealers effecting transaction in such securities. These requirements may have the effect of reducing the level of trading activity in the secondary markets for a stock that is subject to the penny stock rules.

Our Company is delinquent in its SEC filings.

While our Company and its management seek to operate fully within the scope of the law and fulfill any and all regulatory obligations, our Company is delinquent in its filing of periodic reports with the SEC and the staff of the SEC may recommend enforcement proceedings be commenced against our Company.

Rule 144 May Not Be Available To You When and If You Decide To Sell Securities of our Company

Our Company is a shell company and you will not be eligible to utilize Rule 144 for the resale of your shares of common stock until one year after we file “Form 10 information” with the SEC reflecting our status as an entity that is no longer a shell company, but, only for so long as we have been current with the filing of all of our periodic reports with the SEC and remain current with such fiings. In the event this does not occur, you will not be able to resell your securities pursuant to Rule 144.  If there is no other exemption available to you at the time, you will not be able to resell your securities and recoup your investment unless and until our Company has remedied its periodic filing obligations with the SEC.  There can be no assurance that our Company will remedy such deficiency.

Any Returns on Investment May Be Limited to the Value of our Company’s Common Stock

We have never paid cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. Our Company’s common stock may be less valuable because a return on investment will only occur if its stock price appreciates

Item 1B.

Unresolved Staff Comments

Not Applicable.

Item 2.

Properties

Presently, we conduct our operations at space located at 7557 West Sand Lake Road, Suite 153, Orlando, Florida 32819. This space is adequate for our current needs. We expect to be able to utilize this space, free of charge, until such time as a Business Combination occurs.

Item 3.

Legal Proceedings

Not Applicable

Item 4.

Submission of Matters to a Vote of Security Holders

Not Applicable

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)

Market Information

No public trading market presently exists for our Common Stock, and we cannot assure you that a trading market for our Common Stock will ever develop.

Penny Stock Regulations and Restrictions on Marketability. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Additionally, you should be aware that Rule 144 promulgated by the United States Securities and Exchange Commission is not available for the resale of securities initially issued by a shell company, such as our Company, or an issuer that has been at any time previously a shell company unless the issuer: (i) has ceased to be a shell company; (ii) is subject to the reporting requirements of section 13 or 15(d) of the Exchange Act; (iii) has filed all reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months (or for such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and (iv) has filed current “Form 10 information” with the SEC reflecting its status as an entity that is no longer a shell company. Thereafter, such securities may be sold subject to the requirements of Rule 144 after one year has elapsed from the date that the issuer filed “Form 10 information” with the SEC.

(b)

Holders

During the period covered by this report, approximately 2 holders of record held our Common Stock.

(c)

Dividends

No cash dividends were declared or paid on our Common Stock since our inception.  No restrictions limit our ability to pay dividends on our Common Stock.  We do not expect to pay any dividends in the near future.

(d)

Securities Authorized for Issuance Under Equity Compensation Plans.

Not applicable.

(e)

Recent Sales of Unregistered Securities

Not applicable.

Item 6.

Selected Financial Information

Not Applicable

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements. The words “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “will,” “could,” “may” and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and financial performance and involve risks and uncertainties. Should one or more risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, expected, planned, intended, estimated, projected or otherwise indicated. We caution you not to place undue reliance on these forward-looking statements, which we have made as of the date of this Annual Report on Form 10-K.

The following is qualified by reference to, and should be read in conjunction with our audited financial statements (“Financial Statements”), and the notes thereto, included elsewhere in this Form 10-K, as well as the discussion hereunder “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.

Financial Statements and Supplementary Data

Our Financial Statements of are attached as Appendix A (following Exhibits) and included as part of this Form 10-K Report.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

New independent accountants. On July 13, 2008, our Company engaged Patrick Rodgers, CPA, PA as its new independent accountants to audit its fiscal years ending September 30, 2003, 2004, 2005, 2006, 2007, and 2008 and perform the unaudited review of its quarterly financial information filed in Form 10-Q for the quarters ended June 30, 2003, 2004, 2005, 2006, 2007, and 2008; December 31, 2003, 2004, 2005, 2006, 2007, and 2008; and March 31, 2004, 2005, 2006, 2007, and 2008. The Company’s audit committee of the board of directors approved this engagement.  In the Company’s two most recent fiscal years and any subsequent interim period to the date hereof, neither the Company, nor anyone on behalf of the Company, has consulted with Patrick Rodgers, CPA, PA regarding either: (i) the application of accounting principles to a specified completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither written nor oral advice was provided that was an important factor considered by the Company in reaching a decision as to the  accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a “disagreement,” or “event” as defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions to Item 304 of Regulation S-B.

Item 9A.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the date this report is filed, an evaluation was performed under the supervision and with the participation of the Company’s principal executive officer and financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. During that period, our Company experienced significant capital constraints, and we ultimately ceased our business activities and became dormant. During the period covered by this report, our Company was unable to comply with its Exchange Act reporting because no accounting work was completed, no financial statements were prepared, and no audits were obtained. The evaluation revealed to the Company’s principal executive officer and financial officer that, as a result of those circumstances, the design and operation of the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report, and that the design and operation of the Company’s disclosure controls and procedures remain ineffective as of the date of this report.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the Company’s principal executive officer and financial officer, evaluated the effectiveness of our internal control over financial reporting as of the last day of the period covered by this report. In making this assessment, our management considered the lack of operations and revenue, the limited cash on hand, the limited transactions which occur on a monthly basis, and the fact that because we have only one officer and director, the Company is not able to segregate duties.  Based on this evaluation, our management, with the participation of the Company’s principal executive officer and financial officer, concluded that, as of the last day of the period covered by this report, the Company’s internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations.

Until we complete a Business Combination with a Target Business, our Company does not expect to be able to make significant changes in the Company’s internal controls and in other factors that could significantly affect internal controls subsequent to the date of the above-described evaluation period. However, once we complete a Business Combination with a Target Business, our Company expects to adopt an independent audit committee, commit funds for legal and accounting work and the preparation of financial statements and audits, all of which should enable our Company’s principal executive officers and financial officers to maintain our Company as current pursuant to the Exchange Act and provide our Company with an effective design and operation of disclosure controls and procedures. We cannot assure you, however, that our acquiring a Target Business will guarantee that we will be able to maintain our Company as current pursuant to the Exchange Act and provide our Company with an effective design and operation of disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting.

Item 9B.

Other Information

Not Applicable

PART III

ITEM 10.

Directors and Executive Officers and Corporate Governance

Identity of directors and executive officers during the period covered by this report

The following table sets forth the full name, principal occupation or employment, five-year employment history and certain other information concerning the Company’s directors and executive officers during the period covered by this report.

Name	Age	Position	Term/Period Served
Ramon Chimelis	42	Director, President Treasurer, Secretary	Since Inception

Business experience of directors and executive officers

Mr. Chimelis has served as our director, president, treasurer, and secretary since our inception in January 2000. Additionally, Mr. Chimelis is an officer and director of eight other Blank Check companies with the same business plan as the Company. Since June 2003, Mr. Chimelis has been self-employed, engaged in day trading.  Form January 2000 to June 2003, he was a shareholder, officer and director of Design Pallets, Inc., a manufacturer of corrugated pallets, located in Orlando, Florida.  From 1999 to January 2000, Mr. Chimelis was engaged in day trading through Gunslinger Group, Inc., a privately held investing firm.  From 1998 to 1999 he served as a trader at the broker-dealer firm of JOQ Financial, Inc., and from 1995 to 1998, he was a stock broker at Collner Higgins and Higgins and Anderson.  Mr. Chimelis studied business finance at Brevard Community College from 1984 to 1989. Mr. Chimelis filed a Voluntary Petition Notice of Chapter 11 Bankruptcy in the Middle District of Florida on February 28, 2002. On the same day the Court granted Mr. Chimelis’ petition of Debtor in Possession. On September 26, 2003 the Middle District of Florida dismissed the case without prejudice after all conditions were satisfied.

Other Blank Check Activities

Mr. Chimelis holds identical positions, as an officer, director, and shareholder, for a total of nine Blank Check companies (including the Company). Mr. Chimelis holds an identical 1,000,000 common stock share position (95.23% of the outstanding shares ) in each company (including the Company), which are identified as Big Sky Industries II, Inc., Big Sky Industries III, Inc., Big Sky Industries IV, Inc., Big Sky Industries V, Inc., Big Sky Industries VI, Inc., Big Sky Industries VII, Inc., Big Sky Industries VIII, Inc., Big Sky Industries IX, Inc., and Big Sky Industries X, Inc. Mr. Chimelis devotes minimal time to each of these companies (including the Company).

Audit Committee

During the period covered by this report, the Company did not have a separately designated standing audit committee in place; instead, the Company’s entire board of directors served in that capacity. This was due to the small number of directors and executive officers involved with the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

To the best of our knowledge, no officer, director and/or beneficial owner of more than 10% of our Common Stock, failed to file reports as required by Section 16(a) of the Exchange Act during the period covered by this report.

Code of Ethics

During the period covered by this report, the Company did not have a code of ethics for its principal executive officer, principal financial officer or any other position due to the small number of executive officers involved with the Company.

Family Relationships

Not Applicable

Certain Legal Proceedings

Not Applicable

Item 11.

Executive Compensation.

Mr. Chimelis receives no salary or other compensation in his capacity as our president and sole officer.  Mr. Chimelis has no employment agreement with our Company and we have no other executive officers.

Compensation of Directors

Mr. Chimelis receives no salary or other compensation in his capacity as our sole director. No other arrangements are presently in place regarding compensation to directors for their services as directors or for committee participation or special assignments.

Employee Stock Option Plan

Not Applicable

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 21, 2008, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of our common stock of each of our officers and directors, and officers and directors as a group and each person or group known to our Company to be the beneficial owner of more than five percent (5%) of our common stock:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	% of Class Owned (2)(3)
Ramon Chimelis 7557 West Sand Lake Road Suite 153 Orlando, Florida 32836 Director, President, Treasurer, Secretary	1,000,000	95.23%
Directors and Officers as a Group (1 Person)	1,000,000	95.23%

____________________________

1.

To our best knowledge, as of the date hereof, such holders had the sole voting and investment power with respect to the voting securities beneficially owned by them, unless otherwise indicated herein. Includes the person’s right to obtain additional shares of common stock within 60 days from the date hereof.

2.

Based on 1,050,000 shares of common stock outstanding on December 21, 2008.

3.

If a person listed on this table has the right to obtain additional shares of common stock within 60 days from the date hereof, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

We are not aware of any arrangements that could result in a change of control.

Securities Authorized for Issuance under Equity Compensation Plans

Our Company currently has no securities authorized for issuance under any equity compensation plans.

Item 13.

 Certain Relationships and Related Transactions.

Not Applicable

Item 14.

Principal Accountant Fees and Services

Audit Fees:

The Company incurred aggregate fees and expenses from Ohab and Company, P.A. of $520 and $260 for the audit of the fiscal year ended September 30, 2002, including review of the Company’s financial statements included in its Forms 10-QSB for fiscal year 2002, and for the review of the Company’s financial statements included in its Forms 10-QSB for the first two quarters of fiscal year ended September 30, 2003, respectively. As reported in Item 8, Patrick Rodgers, CPA, PA was appointed as the Company’s new independent registered public accounting firm, beginning with the quarter ending June 30, 2003.  The Company incurred aggregate fees and expenses from Patrick Rodgers, CPA, PA of $-0-

for the audit of fiscal year ended September 30, 2003 and for the review of the Company’s financial statement included in Form 10-QSB for the third quarter of 2003, respectively

Tax Fees:

The Company did not incur any tax fees from Ohab and Company, P.A. for the fiscal year ended September 30, 2002 or for the first two quarters of fiscal year ended September 30, 2003.  The Company also did not incur any tax fees from Patrick Rodgers, CPA, PA for the fiscal year ended September 30, 2003.

All Other Costs:

During fiscal year ended September 30, 2002 and the first two quarters of fiscal year ended September 30, 2003, the Company incurred aggregate fees and expenses of $-0- from Ohab and Company, P.A. for all other services consisting of other fees and expenses. The Company also incurred aggregate fees and expenses of $-0- from Patrick Rodgers, CPA, PA for the fiscal year ended September 30, 2003, for all other services consisting of other fees and expenses.

Audit Committee:

All of the services described above for fiscal year ended September 30, 2002 and 2003 were approved by the sole director pursuant to the Company’s policies and procedures.  As previously reported in Item 8, Ohab and Company, P.A. was the principal independent accountant for the Company for fiscal year ended September 30, 2002 and the first two quarters of fiscal year ended September 30, 2003.  On December 24, 2003, a Form 8-K was filed with the Commission indicating that Ohab and Company, P.A. had resigned as because it was no longer going to provide auditing services for SEC registered companies.

On July 13, 2008, Patrick Rodgers, CPA, PA was appointed as the new independent registered public accounting firm, to provide auditing and related services, including review of the Company’s financial statements included in its Forms 10-QSB and Form 10-KSB, beginning with the quarter ended June 30, 2003.  The Company intends to continue using Patrick Rodgers, CPA, PA for audit and audit related services, and as needed for due diligence in acquisitions.

PART IV

Item 15.

Exhibits and Financial Statement Schedules.

The exhibits to this Annual Report on Form 10-K are listed on the accompanying Index to Exhibits and are incorporated herein by reference or are filed as part of this Annual Report on Form 10-K.

   Number

Description of Documents

31.1

Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 executed by the Principal Executive Officer of our Company

31.2

Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 executed by the Principal Financial Officer of our Company

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of our Company

32.2

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of our Company

APPENDIX A

Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIG SKY INDUSTRIESII, INC.

December 29, 2008

By:  /s/ Ramon Chimelis

Ramon Chimelis, President

(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 29, 2008

By:  /s/ Ramon Chimelis

Ramon Chimelis, President

Treasurer Sole Director

(principal executive officer

and principal financial officer)

BIG SKY INDUSTRIES II, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

FOR YEARS ENDED SEPTEMBER 30, 2003 AND 2002

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Big Sky Industries II, Inc.

Orlando, Florida 32819

I have audited the accompanying balance sheet of Big Sky Industries II, Inc. (“the Company”), a development stage company, as of September 30, 2003, and the related statements of operations, stockholders= deficit, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.  The financial statements of Big Sky II, Inc., as of September 30, 2002 and for the year then ended, were audited by other auditors whose report dated May 20, 2003 expressed an unqualified opinion on those statements.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, these financial statements present fairly, in all material respects, the financial position of Big Sky Industries II, Inc. as of September 30, 2003 and the results of its operations and its cash flows for the year ended September 30, 2003, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has a continuing record of losses, a working capital deficiency, and negative stockholder’s equity which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Patrick Rodgers, CPA, PA

Altamonte Springs, Florida

December 23, 2008

INDEPENDENT AUDITOR’S REPORT

Board of Directors and Stockholders

Big Sky Industries II, Inc.

Maitland, Florida

We have audited the accompanying balance sheets of Big Sky Industries II, Inc. (“the Company”), a development stage company, as of September 30, 2002 and 2001, and related statements of loss and accumulated deficit during the development stage, statements of stockholders’ deficit, and cash flows during the development state for the years ended September 30, 2002 and 2001.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Big Sky Industries II, Inc. (a development stage company) at September 30, 2002 and 2001, and the results of its operations and its cash flows for the years ended September 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared, assuming that the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company has suffered losses, has a working capital deficiency and negative stockholders’ equity that raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 6.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ohab and Company, P.A.

Maitland, Florida

May 20, 2003

BIG SKY INDUSTIES II, INC.

(a Development Stage Company)

BALANCE SHEETS

	September 30,	September 30,
	2003	2002
ASSETS

Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Cash in bank deficit	$-	$22
Accrued expenses	5,780	5,520

TOTAL LIABILITIES	5,780	5,542

STOCKHOLDERS' DEFICIT

Preferred stock, no par value; 5,000,000 shares authorized,
none outstanding

Common stock, $.001 par value, 50,000 shares authorized
1,050,000 shares issued and outstanding	1,050	1,050
Additional paid-in capital	187	165
Deficit accumulated during the development stage	(7,017)	(6,757)

TOTAL STOCKHOLDERS' DEFICIT	(5,780)	(5,542)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

BIG SKY INDUSTRIES II, INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS

			Period From
			January 31,
			2000
	Year Ended	Year Ended	(Inception) to
	September 30,	September 30,	September 30,
	2003	2002	2003
EXPENSES

General and administrative expenses	$260	$700	$7,017

NET LOSS BEFORE INCOME TAXES	260	700	7,017

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$260	$700	$7,017

Basic and diluted loss per share	$0.00	$0.00	$0.01

Weighted average number of common
shares outstanding
(basic and diluted)	1,050,000	1,050,000	1,050,000

The accompanying notes are an integral part of these financial statements.

BIG SKY INDUSTRIES II, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE PERIOD JANUARY 31, 2000 (INCEPTION) TO SEPTEMBER 30, 2003

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Total

Issuance of common stock	1,000,000	$1,000	$-	$-	$1,000

Common stock exchanged for services	50,000	50	-	-	50

Capital contributed by stockholders	-	-	165		165

Net loss for the initial period
ended September 30, 2000	-	-	-	(3,227)	(3,227)

Balance, September 30, 2000	1,050,000	1,050	165	(3,227)	(2,012)

Net loss for the fiscal year
ended September 30, 2001	-	-	-	(2,830)	(2,830)

Balance, September 30, 2001	1,050,000	1,050	165	(6,057)	(4,842)

Net loss for the fiscal year
ended September 30, 2002	-	-	-	(700)	(700)

Balance, September 30, 2002	1,050,000	1,050	165	(6,757)	(5,542)

Capital contributed by stockholders	-	-	22	-	22

Net loss for the fiscal year
ended September 30, 2003	-	-	-	(260)	(260)

Balance, September 30, 2003	1,050,000	$1,050	$187	$(7,017)	$(5,780)

The accompanying notes are an integral part of these financial statements.

BIG SKY INDUSTRIES II, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

			Period From
			January 31,
			2000
	Year Ended	Year Ended	(Inception) to
	September 30,	September 30,	September 30,
	2003	2002	2003
CASH FLOW FROM OPERATING ACTIVITIES:

Net loss	$(260)	$(700)	$(7,017)

Adjustments to reconcile net loss to net
cash used by operating activities:

Common stock exchanged for services			50
Increase (decrease) in cash in bank deficit	(22)	22	-
Increase in accrued liabilities	260	520	5,780

NET CASH USED BY OPERATING ACTIVITIES	(22)	(158)	(1,187)

CASH FLOWS FROM FINANCING ACTIVITIES:

Sale of common stock	-	-	1,000
Contribution of capital by stockholders	22		187

NET CASH PROVIDED BY FINANCING
ACTIVITIES	22	-	1,187

NET DECREASE IN CASH	-	(158)	-

CASH AT BEGINNING OF PERIOD	-	158	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES:

Cash paid during the period for interest	$-	$-	$-

Cash paid during the period for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

BIG SKY INDUSTRIES II, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

NOTE 1-- BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY

Business Activity and Organization

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

Basis of Presentation and Going Concern Uncertainty

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern.  However, since inception the Company has incurred losses from operations of approximately $7,000.  As a result, the Company has a negative working capital and a negative stockholders’ equity. The losses from operations are primarily attributable to the overhead expenses deemed necessary to support the Company’s operations during the development stage. In light of the Company’s current financial position and the uncertainty of its ability to consummate a business Combination, which would involve the acquisition, a merger, exchange of capital stock, asset acquisition, or other similar business combination with an operating or development stage business, there is substantial doubt about the Company’s ability to continue as a going concern.  The Company anticipates meeting its cash requirements through the financial support of its management and stockholders until it completes an acquisition or merger with a company

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

BIG SKY INDUSTRIES II, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

Cash and Cash flows (continued)

The Company has not maintained any cash accounts which exceed federally insured limits.  Management believes that the Company does not have significant credit risk related to its cash accounts.

Fair Value of Financial Instruments

In accordance with the reporting requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.  At September 30, 2003, the Company did not have any financial instruments.

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

BIG SKY INDUSTRIES II, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

Earnings Per Common Share

The Company follows the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share."  SFAS No. 128 requires companies to present basic earnings per share ("EPS") and diluted EPS, rather than the primary and fully diluted EPS presentations that were formerly required by Accounting Principles Board No. 15,"Earnings Per Share."  Basic EPS is computed by dividing net income or loss by the weighted average number of common shares outstanding during the year.  Diluted EPS is calculated using the "if converted" method for convertible securities and the treasury stock method for options and warrants as previously prescribed by Accounting Principles Board Opinion No. 15, "Earnings Per Share."

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

BIG SKY INDUSTRIES II, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

Recent Accounting Pronouncements (continued)

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

BIG SKY INDUSTRIES II, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

Recent Accounting Pronouncements (continued)

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

BIG SKY INDUSTRIES II, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

Recent Accounting Pronouncements (continued)

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a “simplified” method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company will assess the impact of SAB 110 for fiscal year ending September 30, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

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

BIG SKY INDUSTRIES II, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

Recent Accounting Pronouncements (continued)

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.”  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

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

From January 31, 2000 (Inception) through June 30, 2003, the Company generated net operating loss carryforwards of approximately $7,000, which begin to expire in 2020.  If, however, there is an ownership change in the Company, Section 382 of the Internal Revenue Code may restrict its ability to utilize these operating loss carryforwards to a percentage of the market value of the Company at the time of the ownership change. Therefore, these operating loss carryforwards could, in all likely-hood, be

BIG SKY INDUSTRIES II, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

NOTE 3—INCOME TAXES (CONTINUED)

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

NOTE 4--LOSS PER COMMON SHARE

Net loss per common share outstanding for the year ended September 30, 2003 and 2002, as shown on the Statement of Operations and Accumulated Deficit During The Development Stage, is based on the number of common shares outstanding at the balance sheet date.  Weighted average shares outstanding was not computed since it would not be meaningful in the circumstances, as all shares issued during the period from incorporation through September 30, 2003 were for initial capital and were issued to just two individuals.  Therefore, the total shares outstanding at the end of the period were deemed to be the most relevant number of shares to use for purposes of this disclosure. For the year ended September 30, 2003 and 2002, basic and diluted weighted average common shares include only common shares outstanding, since there were no common share equivalents.

NOTE 5--CAPITAL STOCK

Common Stock

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

Preferred Stock

The board of directors of the Company is authorized to provide for the issuance of preferred stock in classes or series, and, by filing the appropriate articles of amendment with the Secretary of State of Florida, is authorized to establish the number of shares to be included in each class or series, which may include a conversion feature into common stock.  As of September 30, 2003, no shares of preferred stock have issued and no preferences, limitations, or relative rights have been assigned.

NOTE 6--RELATED PARTY TRANSACTION

In January 2000, the Company issued 50,000 shares valued at $50 as consideration for services rendered by one of the two founding stockholders of the Company for the formation of the Company.